Form 10-K/A
period 2003-03-28
JP MORGAN CHASE COM MORT SEC CORP PAS THR CRT SER 2002 CIBC5
filed 2003-07-30
CIK 1198813

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 1


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



                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) ARCap Special Servicing, Inc., as Special Servicer <F1>
       b) Wachovia Bank, National Association, as Master Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) ARCap Special Servicing, Inc., as Special Servicer <F1>
       b) Wachovia Bank, National Association, as Master Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) ARCap Special Servicing, Inc., as Special Servicer <F1>
       b) Wachovia Bank, National Association, as Master Servicer <F1>


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



  <F1> Filed herewith.




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

  Dated: July 24, 2003

Sarbanes-Oxley Certification

I, Steven Z. Schwartz, the President and Chief Executive Officer of J.P. Morgan Chase Commercial Mortgage Securities Corp., the depositor into the above-referenced Trust, certify that:

1. I have reviewed this Amendment No. 1 to the annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the Trust;

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

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Wells Fargo Bank Minnesota, N.A. as TrusteeARCap Special Servicing, Inc. as special servicer and Wachovia Bank, National Association, as Master Servicer.


Date:   July 24, 2003

/s/ Steven Z. Schwartz
Steven Z. Schwartz
President and Chief Executive Officer
J.P. Morgan Chase Commercial Mortgage Securities Corp.




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


Ex-99.2(b)

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

ARCap SERVICING, INC.
formerly known as ARCap Special
Servicing, Inc.,
a Delaware corporation

BY: /s/ James L. Duggins
    James L. Duggins, President


Ex-99.3(b)


WACHOVIA
SECURITIES (logo)

8739 Research Drive
Charlotte, NC 28288

OFFICER'S CERTIFICATE

Reference is hereby made to that certain Pooling and Servicing Agreement dated as of November 4, 2002, by and among JP Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wachovia Bank National Association, as Master Servicer, ARCap Special Servicing, Inc., as Special Servicer, and Wells Fargo Bank Minnesota, N.A., as Trustee, with respect to Commercial Mortgage Pass-Through Certificates, Series 2002 CIB5 (the "Agreement"). Capitalized terms used herein not otherwise defined shall have the meanings assigned in the Agreement.

Pursuant to Section 3.13 of this Agreement, Timothy E. Steward and Clyde M. Alexander, Directors of the Master Servicer, do hereby certify that:

1. A review of the activities of the Master Servicer during the period from November 4, 2002 through December 31, 2002 and of its performance under the Agreement during such period has been made under our supervision; and

2. To the best of our knowledge, based on such review, the Master Servicer has maintained an effective internal control system relating to its servicing of the Mortgage Loans (other than the 75/101 Federal Street Mortgage Loan) serviced by it and has fulfilled in all material respects its obligations under this Agreement throughout the period December 4, 2002 through December 31, 2002; and

3. The Master Servicer has received no notice regarding qualification, or challenging the status of either Loan REMIC, the Lower-Tier REMIC or the Upper-Tier as a REMIC from the Internal revenue Service or any other governmental agency or body.

IN WITNESS WHEREOF, the undersigned have executed this Certificate as of the 15 day of March, 2003.


/s/ Timothy E. Steward                 /s/ Clyde M. Alexander
Timothy E. Steward, Director           Clyde M. Alexander, Director
Wachovia Bank National Association     Wachovia Bank National Association
(Formerly known as First Union         (Formerly known as First Union
National Bank)                         National Bank)


Wachovia Securities is the trade name under which Wachovia Corporation conducts its investment banking, capital markets and institutional securities business through First Union Securities, Inc. ("FUSI"), member NYSE, NASD, SIPC, and through other bank and non-bank and broker-dealer subsidiaries of Wachovia Corporation including Wachovia Bank NA and First Union National Bank.

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